Form 10QSB
period 2007-02-28
CENTRAL PARK ACQUISITION I INC
filed 2007-06-07
CIK 1382291

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52484

Central Park Acquisition I, Inc.
(Exact name of small business issuer as specified in its charter)
.

Delaware	03-0607695
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

c/o Kier Global LLC 1775 Broadway, Suite 604 New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (212) 247-4590 x13
facsimile number: (212) 247-4397

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of June 7, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CENTRAL PARK ACQUISITION I, INC.

- INDEX -

Page

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet as of February 28, 2007 (unaudited) and November 30, 2006 (audited)	1

Statements of Operations for the three months ended February 28, 2007 (unaudited) and for the Cumulative Period from October 4, 2006 (Inception) to February 28, 2007 (unaudited)	2

Statements of Changes in Stockholder’s (Deficiency) Equity for the Cumulative Period from October 4, 2006 (Inception) to February 28, 2007 (unaudited)	3

Statements of Cash Flows for the three months ended February 28, 2007(unaudited) and for the Cumulative Period from October 4, 2006 Inception) to February 28, 2007 (unaudited)	4

Notes to Unaudited Financial Statements	5

Item 2. Management's Discussion and Analysis or Plan of Operation	9

Item 3. Controls and Procedures	9

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	10

Signatures	11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	February 28, 2007 (unaudited)	November 30, 2006 (audited)
CURRENT ASSETS
Cash	$9,595	$11,139
Prepaid expenses	5,000	5,000

Total assets	$14,595	$16,139

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,914	$552
Note payable, stockholder	12,500	-
Total current liabilities	19,414	552

STOCKHOLDERS' (DEFICIENCY) EQUITY
Preferred stock, par value $.0001 per share, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, par value $.0001 per share, 100,000,000
authorized 3,000,000 issued and outstanding	300	300
Additional paid-in capital	24,700	24,700
Deficit accumulated during the development stage	(29,819)	(9,413)
Total stockholders' equity	(4,819)	15,587

Total liabilities and stockholders' (deficiency) equity	$14,595	$16,139

See notes to unaudited financial statements.

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS (UNAUDITED)

		For the
		Cumulative Period
	For the Three	from October 4, 2006
	Months Ended	(inception) to
	February 28, 2007	February 28, 2007
Revenue	$-	$-

Expenses
General and administrative expenses	20,406	29,819

Loss before provision for income taxes	(20,406)	(29,819)

Basic net loss	$(20,406)	$(29,819)

Net loss per share	$(0.01)	$(0.01)

Weighted average basic shares outstanding	3,000,000	3,000,000
See notes to unaudited financial statements.

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)EQUITY
For the Cumulative Period From October 4, 2006 (Inception)
to February 28, 2007 (Unaudited)

				Deficit	Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares Issued		Paid-In	During the	(Deficiency)
	and Outstanding	Amount	Capital	Development Stage	Equity

Balance, October 4, 2006 (inception)	-	$-	$-	$-	$-

Issuance of common stock	3,000,000	300	24,700	-	25,000

Net loss for the period	-	-	-	(9,413)	(9,413)

Balance, November 30, 2006	3,000,000	300	24,700	(9,413)	15,587

Net loss for the three months ended February 28, 2007	-	-	-	(20,406)	(20,406)

Balance, February 28, 2007	3,000,000	$300	$24,700	$(29,819)	$(4,819)
See notes to unaudited financial statements.

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (UNAUDITED)

		For the
		Cumulative Period
	For the Three	from October 4, 2006
	Months Ended	(inception) to
	February 28, 2007	February 28, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,406)	$(29,819)
Adjustment to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	(5,000)
Increase in accounts payable & accrued expenses	6,362	6,914
Net cash used in operating activities	(14,044)	(27,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable, stockholder	12,500	12,500
Proceeds from issuance of common stock	-	25,000
Net cash provided by financing activities	12,500	37,500

Net (decrease) increase in cash	(1,544)	9,595

CASH, beginning of period	11,139	-

CASH, end of period	$9,595	$9,595
See notes to unaudited financial statements.

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION AND BUSINESS OPERATIONS

Central Park Acquisition I, Inc. (the “Company” or “CPAI”) was incorporated in the state of Delaware on October 4, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

NOTE 2	SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements for the year ended November 30, 2006 that were included in the Company’s Form 10-SB as filed with the Securities and Exchange Commission on February 22, 2007.

In the opinion of management, all adjustments (consisting of normal recurring items) have been made that are necessary to present fairly the financial position and results of operations of CPAI. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, as it has no principal operations or revenue from any source. Operations from the Company’s inception through February 28, 2007 relate to its organization, initial funding and share issuances.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at February 28, 2007 and November 30, 2006.

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instrument that is exposed to a concentration of credit risk is cash. The Company places its cash with a high credit quality institution. At February 28, 2007 and November 30, 2006, the Company’s cash balance on deposit did not exceed federal depository insurance limits.

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2	SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107, Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which determination of fair value is practicable SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instruments could be exchanged in a current transaction between willing parties. The carrying amount of cash and accrued expenses approximates fair value due to their immediate liquidity. The Company’s financial instruments are held for other than trading purposes.

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in provision for current or deferred income taxes for the quarter ended February 28, 2007 and the period from October 4, 2006 (inception) through February 28, 2007.

NET LOSS PER COMMON SHARE

The Company presents “basic” net earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. Diluted earnings per share have not been presented as the Company has not issued any potentially dilutive shares.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that are expected to have a significant impact on the Company’s financial statements.

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3	STOCKHOLDERS’ (DEFICIENCY) EQUITY

The total number of shares of capital stock which the Company shall have authority to issue is one hundred ten million (110,000,000). These shares are divided into two classes with 100,000,000 shares designated as common stock at $.0001 par value (the “common stock”) and 10,000,000 shares designated as preferred stock at $.0001 par value (the “preferred stock”). The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine from time to time.

Holders of shares of common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

On October 4, 2006 the Company issued 3,000,000 shares of common stock at an aggregate purchase price of $25,000.

NOTE 4	RELATED PARTY TRANSACTIONS

CONTROL

As of February 28, 2007, the Principal Executive Officer, President and Director currently owns 100% of the Company’s common stock and therefore may have the effective power to elect all member of the board of directors and to control the vote on all other matters.

NOTE PAYABLE, STOCKHOLDER

The Company issued a $12,500 unsecured non-interest bearing promissory note to the sole stockholder in December 2007.

RENT

The Company is using a portion of the premises occupied by First Americas Management, LLC (“First Americas”) located at 1775 Broadway, New York, New York, 10019 as its principal office. Isaac Kier, the President of the Company, is an owner of First Americas. First Americas has agreed to waive payment of any rent by the Company for use of the offices. The Company has not paid any rent for its principal office since inception.

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5	INCOME TAXES

At February 28, 2007 and November 30, 2006, the Company had net operating loss carry-forwards of approximately $30,000 and $10,000 respectively that may be offset against future taxable income, if any, ratably through 2027. These carry-forwards are subject to review by the Internal Revenue Service.

As of February 28, 2007 and November 30, 2006, the Company has fully reserved the approximate $12,000 and $4,000 tax benefit of the operating loss carry-forwards, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

There is no deferred tax expense and current tax expense is $0 for the quarter ended February 28, 2007 and the period from October 4, 2006 (inception) to November 30, 2006.

NOTE 6	GOING CONCERN/MANAGMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has no principal operations or significant revenue producing activities and has limited working capital as of February 28, 2007 and November 30, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is uncertain as it is contingent upon its merging with another entity or acquiring revenue producing activities. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments or reclassifications that might result form the outcome of this uncertainty.

NOTE 7	SEGMENT REPORTING

In June 1997, SFAS 131, “Disclosure about Segments of an Enterprise and Related Information” was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has no reportable segments.

NOTE 8	CONTINGENCIES

The Company is not aware of any contingent liabilities with respect to litigation and claims arising in the ordinary course of its business.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

Some of the statements in this quarterly report of Central Park Acquisition I, Inc. (the “Company”, “we”, “us”, or “CPAI”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this report, forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, and there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risk, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Important factors that may cause actual results to differ from projections include, for example: the success or failure of management’s efforts to implement the Company’s plan of operation; the ability of the Company to fund its operating expenses; the ability of the Company to compete with other companies that have a similar plan of operation; the effect of changing economic conditions impacting our plan of operation; and the ability of the Company to meet the other risks as may be described in future filings with the Securities and Exchange Commission.

PLAN OF OPERATION

The Company has not realized any revenues from operations since October 4, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes to financial statements, which are included in this quarterly report on Form 10-QSB.

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.

No revenue has been generated by the Company from October 4, 2006 (inception) to February 28, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. Net losses for the period from October 4, 2006 (inception) through February 28, 2007 have consisted of professional fees and other expenses related to the formation of the Company.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of February 28, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.
There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of its sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Bylaws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended February 28, 2007

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 22, 2007, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 7, 2007	CENTRAL PARK ACQUISITION I, INC.

	By:	/s/ Isaac Kier
Name: Isaac Kier Title: President