Form 10QSB
period 2007-05-31
CENTRAL PARK ACQUISITION I INC
filed 2007-07-16
CIK 1382291

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-52484

Central Park Acquisition I, Inc.
(Exact name of small business issuer as specified in its charter).

Delaware	03-0607695
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

c/o Kier Global LLC
1775 Broadway, Suite 604
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (212) 247-4590 x13
facsimile number: (212) 247-4397

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of July 16, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CENTRAL PARK ACQUISITION I, INC.

- INDEX -

Page

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet as of May 31, 2007 (unaudited) and November 30, 2006 (audited)	1

Statements of Operations for the three-month and six-month periods ended May 31, 2007
(unaudited) and for the Cumulative Period from October 4, 2006
(Inception) through May 31, 2007 (unaudited)	2

Statements of Changes in Stockholder’s (Deficiency) Equity for the Cumulative Period from
October 4, 2006 (Inception) through May 31, 2007 (unaudited)	3

Statements of Cash Flows for the six months ended May 31, 2007
(unaudited) and for the Cumulative Period from October 4, 2006
(Inception) through May 31, 2007 (unaudited)	4

Notes to Financial Statements	5

Item 2. Management's Discussion and Analysis or Plan of Operation	9

Item 3. Controls and Procedures	9

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	10

Signatures	11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31,	November 30,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$365	$11,139
Prepaid expenses	6,000	5,000

Total assets	$6,365	$16,139

LIABILITIES AND STOCKHOLDER'S (DEFICIENCY) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,531	$552
Note payable, stockholder	18,000	-
Total current liabilities	21,531	552

STOCKHOLDER'S (DEFICIENCY) EQUITY
Preferred stock, par value $.0001 per share, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, par value $.0001 per share, 100,000,000 shares
authorized 3,000,000 shares issued and outstanding	300	300
Additional paid in capital	24,700	24,700
Deficit accumulated during the development stage	(40,166)	(9,413)
Total stockholder's (deficiency) equity	(15,166)	15,587

Total liabilities and stockholder's equity	$6,365	$16,139

See notes to unaudited financial statements.

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended May 31, 2007	For the Six Months Ended May 31, 2007	For the Cumulative Period from October 4, 2006 (inception) to May 31, 2007
Revenue	$-	$-	$-

Expenses
General and administrative expenses	10,347	30,753	40,166

Loss before provision for income taxes	(10,347)	(30,753)	(40,166)

Provision for income taxes	-	-	-

Net loss	$(10,347)	$(30,753)	$(40,166)

Net loss per share	$-	$(0.01)	$(0.01)

Weighted average basic shares outstanding	3,000,000	3,000,000	3,000,000

See notes to unaudited financial statements.

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER'S (DEFICIENCY) EQUITY
For the Cumulative Period From October 4, 2006 (Inception)
to May 31, 2007 (Unaudited)

	Common Stock			Deficit Accumulated	Total
	Shares Issued and Outstanding	Amount	Additional Paid-In Capital	During the Development Stage	Stockholder's (Deficiency) Equity

Balance, October 4, 2006 (inception)	-	$-	$-	$-	$-

Issuance of common stock	3,000,000	300	24,700	-	25,000

Net loss for the cumulative period from
October 4, 2006 (inception) to
May 31, 2007	-	-	-	(40,166)	(40,166)

Balance, May 31, 2007	3,000,000	$300	$24,700	$(40,166)	$(15,166)

See notes to unaudited financial statements.

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended May 31, 2007	For the Six Months Ended May 31, 2007	For the Cumulative Period from October 4, 2006 (inception) to May 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,347)	$(30,753)	$(40,166)
Adjustment to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expenses	(1,000)	(1,000)	(6,000)
Increase (decrease) in accounts payable & accrued expenses	(3,383)	2,979	3,531
Net cash used in operating activities	(14,730)	(28,774)	(42,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable, stockholder	5,500	18,000	18,000
Proceeds from issuance of common stock	-	-	25,000
Net cash provided by financing activities	5,500	18,000	43,000

Net (decrease) increase in cash	(9,230)	(10,774)	365

CASH, beginning of period	9,595	11,139	-

CASH, end of period	$365	$365	$365

See notes to unaudited financial statements.

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2006 that were included in the Company’s Form 10-S as filed with the Securities and Exchange Commission on February 22, 2007.

In the opinion of management, all adjustments (consisting of normal recurring items) have been made that are necessary to present fairly the financial position and results of operations of CPAI. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, as it has no principal operations or revenue from any source. Operations from the Company’s inception through May 31, 2007 relate to its organization, initial funding and share issuances.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at May 31, 2007.

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instrument that is exposed to a concentration of credit risk is cash. The Company places its cash with a high credit quality institution. At May 31, 2007, the Company’s cash balance on deposit did not exceed federal depository insurance limits.

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2	SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107, Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which determination of fair value is practicable SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instruments could be exchanged in a current transaction between willing parties. The carrying amount of cash and accounts payable and accrued expenses approximates fair value due to their immediate liquidity. The Company’s financial instruments are held for other than trading purposes.

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in provision for current or deferred income taxes for the quarter ended May 31, 2007, the six months ended May 31, 2007 and the period from October 4, 2006 (inception) through May 31, 2007.

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

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3	STOCKHOLDER’S (DEFICIENCY) EQUITY

The total number of shares of capital stock which the Company shall have authority to issue is one hundred ten million (110,000,000). These shares are divided into two classes with 100,000,000 shares designated as common stock at $.0001 par value (the “common stock”) and 10,000,000 shares designated as preferred stock at $.0001 par value (the “preferred stock”). The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or series and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine from time to time.

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

CONTROL

As of May 31, 2007, the Principal Executive Officer, President and Director currently owns 100% of the Company’s common stock and therefore has the effective power to elect all member of the board of directors and to control the vote on all other matters.

NOTE PAYABLE, STOCKHOLDER

In exchange for cash advances, the Company issued non-interest bearing promissory notes in the amounts of $5,500 and $12,500 to the sole stockholder in May 2007 and December 2006, respectively.

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

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5	GOING CONCERN/MANAGMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has no principal operations or significant revenue producing activities and has limited working capital as of May 31, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its merging with another entity or acquiring revenue producing activities. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments or reclassifications that might result form the outcome of this uncertainty.

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

No revenue has been generated by the Company from October 4, 2006 (inception) to May 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. Net losses for the period from October 4, 2006 (inception) through May 31, 2007 have consisted of professional fees and other expenses related to the formation of the Company.

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

As of May 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2007

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 22, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL PARK ACQUISITION I, INC.

Date: July 16, 2007	By:	/s/ Isaac Kier
Name: Isaac Kier Title: President