Form 10QSB
period 2007-08-31
CENTRAL PARK ACQUISITION I INC
filed 2007-10-18
CIK 1382291

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from___ to___

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of October 15, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CENTRAL PARK ACQUISITION I, INC.

- INDEX -

Page

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheets as of August 31, 2007 (unaudited) and November 30, 2006 (audited)	1

Statements of Operations for the three-months and nine-months ended August 31, 2007(unaudited) and for the Cumulative Period from October 4, 2006 (Inception) through August 31, 2007 (unaudited)	2

Statements of Changes in Stockholder’s (Deficiency) Equity for the Cumulative Period from October 4, 2006 (Inception) through August 31, 2007 (unaudited)	3

Statements of Cash Flows for the nine months ended August 31, 2007 (unaudited) and for the Cumulative Period from October 4, 2006 (Inception) through August 31, 2007 (unaudited)	4

Notes to Unaudited Financial Statements	5

Item 2. Management's Discussion and Analysis or Plan of Operation	8

Item 3. Controls and Procedures	8

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Security Holders	9

Item 5. Other Information	9

Item 6. Exhibits	9

Signatures	11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	August 31,	November 30,
	2007	2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$50	$11,139
Prepaid expenses	4,500	5,000

Total assets	$4,550	$16,139

LIABILITIES AND STOCKHOLDER'S (DEFICIENCY) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$552
Note payable - stockholder	24,600	-
Total current liabilities	24,600	552

STOCKHOLDER'S (DEFICIENCY) EQUITY
Preferred stock, par value $.0001 per share, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, par value $.0001 per share, 100,000,000 shares
authorized, 3,000,000 shares issued and outstanding	300	300
Additional paid-in capital	24,700	24,700
Deficit accumulated during the development stage	(45,050)	(9,413)
Total stockholder's (deficiency) equity	(20,050)	15,587

Total liabilities and stockholder's (deficiency) equity	$4,550	$16,139

See notes to unaudited financial statements.

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

			For the
			Cumulative Period
	For the Three	For the Nine	from October 4, 2006
	Months Ended	Months Ended	(Inception) to
	August 31, 2007	August 31, 2007	August 31, 2007
Revenue	$-	$-	$-

Expenses
General and administrative expenses	4,884	35,637	45,050

Loss before provision for income taxes	(4,884)	(35,637)	(45,050)

Provision for income taxes	-	-	-

Net loss	$(4,884)	$(35,637)	$(45,050)

Net loss per share	$-	$(0.01)	$(0.02)

Weighted average basic shares outstanding	3,000,000	3,000,000	3,000,000

See notes to unaudited financial statements.

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIENCY) EQUITY
For the Cumulative Period From October 4, 2006 (Inception)
to August 31, 2007 (Unaudited)

	Common Stock			Deficit Accumulated	Total
	Shares Issued and Outstanding	Amount	Additional Paid-In Capital	During the Development Stage	Stockholder's (Deficiency) Equity
Balance, October 4, 2006 (inception)	-	$-	$-	$-	$-

Issuance of common stock	3,000,000	300	24,700	-	25,000

Net loss for the period from
October 4, 2006 (inception) to
November 30, 2006	-	-	-	(9,413)	(9,413)

Balance, November 30, 2006	3,000,000	300	24,700	(9,413)	15,587

Net loss for the nine-months ended
August 31, 2007	-	-	-	(35,637)	(35,637)

Balance, August 31, 2007	3,000,000	$300	$24,700	$(45,050)	$(20,050)

See notes to unaudited financial statements.

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (UNAUDITED)

		For the
		Cumulative Period
	For the Nine	from October 4, 2006
	Months Ended	(Inception) to
	August 31, 2007	August 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,637)	$(45,050)
Adjustment to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	500	(4,500)
Decrease in accounts payable & accrued expenses	(552)	-
Net cash used in operating activities	(35,689)	(49,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable, stockholder	24,600	24,600
Proceeds from issuance of common stock	-	25,000
Net cash provided by financing activities	24,600	49,600

Net (decrease) increase in cash	(11,089)	50

CASH, beginning of period	11,139	-

CASH, end of period	$50	$50

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

BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2006 that were included in the Company’s Form 10-SB12G as filed with the Securities and Exchange Commission on February 22, 2007.

In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) have been made that are necessary to present fairly the financial position and results of operations of CPAI. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, as it has no principal operations or revenue from any source. Operations from the Company’s inception through August 31, 2007 relate to its organization, initial funding and share issuances.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at August 31, 2007.

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instrument that is exposed to a concentration of credit risk is cash. The Company places its cash with a high credit quality institution. At August 31, 2007, the Company’s cash balance on deposit did not exceed federal depository insurance limits.

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2	SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in provision for current or deferred income taxes for the three months ended August 31, 2007, the nine months ended August 31, 2007 and the period from October 4, 2006 (inception) through August 31, 2007.

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

CENTRAL PARK ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3	STOCKHOLDER’S (DEFICIENCY) EQUITY (Continued)

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

CONTROL

As of August 31, 2007, the Principal Executive Officer, President and Director currently owns 100% of the Company’s common stock and therefore has the effective power to elect all member of the board of directors and to control the vote on all other matters.

NOTE PAYABLE - STOCKHOLDER

In exchange for cash advances, the Company issued non-interest bearing promissory notes to the sole stockholder in the amounts of $3,000 in July 2007, $3,600 in June 2007, $5,500 in May 2007 and $12,500 in December 2006.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has no principal operations or significant revenue producing activities and has limited working capital as of August 31, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its merging with another entity or acquiring revenue producing activities. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments or reclassifications that might result from the outcome of this uncertainty.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

Some of the statements in this quarterly report of Central Park Acquisition I, Inc. (the “Company”, “we”, “our”, “us”, or “CPAI”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this report, forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, and there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risk, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Important factors that may cause actual results to differ from projections include, for example: the success or failure of management’s efforts to implement the Company’s plan of operation; the ability of the Company to fund its operating expenses; the ability of the Company to compete with other companies that have a similar plan of operation; the effect of changing economic conditions impacting our plan of operation; and the ability of the Company to meet the other risks as may be described in future filings with the Securities and Exchange Commission (the “SEC”).

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

No revenue has been generated by the Company from October 4, 2006 (inception) to August 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. Net losses for the period from October 4, 2006 (inception) through August 31, 2007 have consisted of professional fees and other expenses related to the formation of the Company and the Company’s filings with the SEC.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of August 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 4, 2006.

*3.2	Bylaws.

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB12G, as filed with the Securities and Exchange Commission on February 22, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 15, 2007	CENTRAL PARK ACQUISITION I, INC.

	By:	/s/ Isaac Kier
Name: Isaac Kier
Title: President